Form 10-Q
period 2002-06-30
DYCO OIL & GAS PROGRAM 1985-2 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
filed 2002-08-05
CIK 751256, 751255

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                           Commission File Number
    June 30, 2002                                 2-92702    (1985-1)
                                                  2-92702-01 (1985-2)


                          DYCO 1985 OIL AND GAS PROGRAM
                          (TWO LIMITED PARTNERSHIPS)
            (Exact Name of Registrant as specified in its charter)



                                                41-1498087 (1985-1)
         Minnesota                              41-1498086 (1985-2)
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



                                 (918) 583-1791
       ----------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                  June 30,     December 31,
                                                    2002           2001
                                                  --------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 28,086       $ 60,001
   Accrued oil and gas sales                        43,313         50,440
                                                  --------       --------
      Total current assets                        $ 71,399       $110,441

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                             48,864         57,451

DEFERRED CHARGE                                     13,933         13,602
                                                  --------       --------
                                                  $134,196       $181,494
                                                  ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 33,037       $  7,722
   Gas imbalance payable                               716         73,949
                                                  --------       --------
      Total current liabilities                   $ 33,753       $ 81,671

ACCRUED LIABILITY                                 $ 55,186       $ 57,904

PARTNERS' CAPITAL:
   General Partner, 41 general
      partner units                               $    453       $    420
   Limited Partners, issued and
      outstanding, 4,100 Units                      44,804         41,499
                                                  --------       --------
      Total Partners' capital                     $ 45,257       $ 41,919
                                                  --------       --------
                                                  $134,196       $181,494
                                                  ========       ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                 -------          --------

REVENUES:
   Oil and gas sales                             $47,735          $116,434
   Interest                                           30             1,117
                                                 -------          --------
                                                 $47,765          $117,551

COSTS AND EXPENSES:
   Oil and gas production                        $39,569          $ 22,743
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,338             7,932
   General and administrative
      (Note 2)                                     9,643             9,989
                                                 -------          --------
                                                 $51,550          $ 40,664
                                                 -------          --------

NET INCOME (LOSS)                               ($ 3,785)         $ 76,887
                                                 =======          ========
GENERAL PARTNER (1%) - net income
   (loss)                                       ($    38)         $    769
                                                 =======          ========
LIMITED PARTNERS (99%) - net income
   (loss)                                       ($ 3,747)         $ 76,118
                                                 =======          ========
NET INCOME (LOSS) PER UNIT                      ($  0.91)         $  18.57
                                                 =======          ========
UNITS OUTSTANDING                                  4,141             4,141
                                                 =======          ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002             2001
                                                 --------         --------

REVENUES:
   Oil and gas sales                             $102,920         $349,539
   Interest                                           287            2,471
                                                 --------         --------
                                                 $103,207         $352,010

COSTS AND EXPENSES:
   Oil and gas production                        $ 67,772         $ 54,537
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    5,245           13,905
   General and administrative
      (Note 2)                                     26,852           28,438
                                                 --------         --------
                                                 $ 99,869         $ 96,880
                                                 --------         --------

NET INCOME                                       $  3,338         $255,130
                                                 ========         ========
GENERAL PARTNER (1%) - net income                $     33         $  2,551
                                                 ========         ========
LIMITED PARTNERS (99%) - net income              $  3,305         $252,579
                                                 ========         ========
NET INCOME PER UNIT                              $    .81         $  61.61
                                                 ========         ========
UNITS OUTSTANDING                                   4,141            4,141
                                                 ========         ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  3,338          $255,130
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,245            13,905
      Decrease in accrued oil and gas
        sales                                      7,127            28,089
      Increase in deferred charge              (     331)        (   1,869)
      Increase (decrease) in accounts
        payable                                   25,315         (     640)
      Decrease in gas imbalance payable        (  73,233)                -
      Decrease in accrued liability            (   2,718)                -
                                                --------          --------
   Net cash provided (used) by
      operating activities                     ($ 35,257)         $294,615
                                                --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  3,342          $  1,235
                                                --------          --------
   Net cash provided by investing
      activities                                $  3,342          $  1,235
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $      -         ($310,575)
                                                --------          --------
   Net cash used by financing
      activities                                $      -         ($310,575)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 31,915)        ($ 14,725)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            60,001            74,676
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 28,086          $ 59,951
                                                ========          ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2002            2001
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 9,925         $ 5,194
   Accrued oil and gas sales                       16,678          14,593
                                                  -------         -------
      Total current assets                        $26,603         $19,787

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            19,895          21,211

DEFERRED CHARGE                                    18,410          20,347
                                                  -------         -------
                                                  $64,908         $61,345
                                                  =======         =======

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 6,485         $ 4,117
                                                  -------         -------
      Total current liabilities                   $ 6,485         $ 4,117

ACCRUED LIABILITY                                 $ 3,104         $ 3,480

PARTNERS' CAPITAL:
   General Partner, 44 general
      partner units                               $   554         $   538
   Limited Partners, issued and
      outstanding, 4,330 Units                     54,765          53,210
                                                  -------         -------
      Total Partners' capital                     $55,319         $53,748
                                                  -------         -------
                                                  $64,908         $61,345
                                                  =======         =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                 -------           -------

REVENUES:
   Oil and gas sales                             $27,524           $45,043
   Interest                                            -               332
                                                 -------           -------
                                                 $27,524           $45,375

COSTS AND EXPENSES:
   Oil and gas production                        $13,634           $11,958
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     750             1,693
   General and administrative
      (Note 2)                                     6,179             6,479
                                                 -------           -------
                                                 $20,563           $20,130
                                                 -------           -------

NET INCOME                                       $ 6,961           $25,245
                                                 =======           =======
GENERAL PARTNER (1%) - net income                $    70           $   252
                                                 =======           =======
LIMITED PARTNERS (99%) - net income              $ 6,891           $24,993
                                                 =======           =======
NET INCOME PER UNIT                              $  1.59           $  5.77
                                                 =======           =======
UNITS OUTSTANDING                                  4,374             4,374
                                                 =======           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                 -------          --------

REVENUES:
   Oil and gas sales                             $47,968          $120,638
   Interest                                            1             1,521
                                                 -------          --------
                                                 $47,969          $122,159

COSTS AND EXPENSES:
   Oil and gas production                        $25,179          $ 25,214
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,313             2,974
   General and administrative
      (Note 2)                                    19,906            21,532
                                                 -------          --------
                                                 $46,398          $ 49,720
                                                 -------          --------

NET INCOME                                       $ 1,571          $ 72,439
                                                 =======          ========
GENERAL PARTNER (1%) - net income                $    16          $    724
                                                 =======          ========
LIMITED PARTNERS (99%) - net income              $ 1,555          $ 71,715
                                                 =======          ========
NET INCOME PER UNIT                              $   .36          $  16.56
                                                 =======          ========
UNITS OUTSTANDING                                  4,374             4,374
                                                 =======          ========







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                 2002               2001
                                               --------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,571            $ 72,439
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               1,313               2,974
      (Increase) decrease in accrued oil
        and gas sales                          ( 2,085)              6,553
      Decrease in deferred charge                1,937                   -
      Increase (decrease) in accounts
        payable                                  2,368           (     245)
      Decrease in accrued liability            (   376)                  -
                                                ------            --------
   Net cash provided by operating
      activities                                $4,728            $ 81,721
                                                ------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    3            $    522
                                                ------            --------
   Net cash provided by investing
      activities                                $    3            $    522
                                                ------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           $    -           ($109,350)
                                                ------            --------
   Net cash used by financing
      activities                                $    -           ($109,350)
                                                ------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $4,731           ($ 27,107)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           5,194              90,826
                                                ------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $9,925            $ 63,719
                                                ======            ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1985-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1985-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1985-1 and 1985-2 Limited Partnerships (individually, the "1985-1 Program" or the "1985-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and changes in cash flows for the six months ended June 30, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

      The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Programs. During the three months ended June 30, 2002 and 2001, the 1985-1 Program incurred such expenses totaling $9,643 and $9,989, respectively, of which $8,661 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1985-1 Program incurred such expenses totaling $26,852 and $28,438, respectively, of which $17,322 was paid each period to Dyco and its affiliates. During the three months ended June 30, 2002 and 2001, the 1985-2 Program incurred such expenses totaling $6,179 and $6,479, respectively, of which $5,142 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2002 and 2001, the 1985-2 Program incurred such expenses totaling $19,906 and $21,532, respectively, of which $10,284 was paid each period to Dyco and its affiliates.

      Affiliates of the Programs operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.


3.    TERMINATION
      -----------

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act").

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. Due to this uncertainty these financial statements have been prepared on a going concern basis rather than a liquidation basis. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. Dyco and its affiliates own approximately 41% and 42%, respectively, of the units in the 1985-1 Program and 1985-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Programs.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

TERMINATION
-----------

      On July 31, 2002 Dyco notified the limited partners of its election to terminate the Programs effective October 31, 2002. See Item 5 - Other Information for more information regarding termination of the Programs. However, as described in Item 5 there is a possibility that the Programs will be reconstituted. Due to this uncertainty the financial statements and management's discussion and analysis contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis rather than a liquidation basis. In the event the Programs are terminated as expected, then all statements in this Quarterly Report regarding future income, expenses, or other items will not be applicable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The 1985-1 Program's Statement of Cash flows for the six months ended June 30, 2002 includes proceeds from the sale of certain equipment. These proceeds will be included in the Program's future cash distributions.

      NEW ACCOUNTING PRONOUNCEMENTS

      Below is a brief description of a Financial Accounting Standard ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Programs' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Programs). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Programs' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Programs' financial condition or results of operations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Programs' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The

      Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      1985-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002              2001
                                                 -------          --------
      Oil and gas sales                          $47,735          $116,434
      Oil and gas production expenses            $39,569          $ 22,743
      Barrels produced                                21                57
      Mcf produced                                16,792            25,546
      Average price/Bbl                          $ 23.52          $  26.67
      Average price/Mcf                          $  2.81          $   4.50

      As shown in the table above, total oil and gas sales decreased $68,699 (59.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $39,000 was related to a decrease in volumes of gas sold and (ii) $28,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 36 barrels and 8,754 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the 1985-1

      Program's receipt of a reduced percentage of sales on one well during the three months ended June 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the 1985-1 Program. Average oil and gas prices decreased to $23.52 per barrel and $2.81 per Mcf, respectively, for the three months ended June 30, 2002 from $26.67 per barrel and $4.50 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,826 (74.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to workover expenses incurred on two wells during the three months ended June 30, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 82.9% for the three months ended June 30, 2002 from 19.5% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,594 (70.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended June 30, 2002 from 6.8% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $346 (3.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 20.2% for the three months ended June 30, 2002 from 8.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2002             2001
                                                 --------         --------
      Oil and gas sales                          $102,920         $349,539
      Oil and gas production expenses            $ 67,772         $ 54,537
      Barrels produced                                 44              132
      Mcf produced                                 42,645           59,918
      Average price/Bbl                          $  21.95         $  27.27
      Average price/Mcf                          $   2.39         $   5.77

      As shown in the table above, total oil and gas sales decreased $246,619 (70.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $144,000 was related to a decrease in the average price of gas sold and (ii) $100,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 88 barrels and 17,273 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June
      30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the 1985-1 Program's receipt of a reduced percentage of sales on two wells during the six months ended June 30, 2002 due to gas balancing. These decreases were partially offset by the 1985-1 Program's receipt of an increased percentage of sales on one well during the six months ended June 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas sold for the 1985-1 Program. Average oil and gas prices decreased to $21.95 per barrel and $2.39 per Mcf, respectively, for the six months ended June 30, 2002 from $27.27 per barrel and $5.77 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,235 (24.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to workover expenses incurred on two wells during the six months ended June 30, 2002. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 65.8% for the six months ended June 30, 2002 from 15.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,660 (62.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 5.1% for the six months ended June 30, 2002 from 4.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,586 (5.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 26.1% for the six months ended June 30, 2002 from 8.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      1985-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                  -------         -------
      Oil and gas sales                           $27,524         $45,043
      Oil and gas production expenses             $13,634         $11,958
      Barrels produced                                169             287
      Mcf produced                                  8,333           9,292
      Average price/Bbl                           $ 27.11         $ 28.33
      Average price/Mcf                           $  2.75         $  3.97

      As shown in the table above, total oil and gas sales decreased $17,519 (38.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $10,000 was related to a decrease in the average price of gas sold and (ii) $3,000 and $4,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 118 barrels and 959 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period gas balancing adjustment on one well during the three months ended June 30, 2001, and (iii) the 1985-2 Program's receipt of a reduced percentage of sales on one well during the three months ended June 30, 2002 due to gas balancing. These decreases were partially offset by a positive prior period volume adjustment on another well during the three months ended June 30, 2002. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the 1985-2 Program. Average oil and gas prices decreased to $27.11 per barrel and $2.75 per Mcf, respectively, for the three months ended June 30, 2002 from $28.33 per barrel and $3.97 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,676 (14.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to an increase in repair and maintenance expenses incurred on one well during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 49.5% for the three months ended June 30, 2002 from 26.5% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $943 (55.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.7% for the three months ended June 30, 2002 from 3.8% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $300 (4.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 22.4% for the three months ended June 30, 2002 from 14.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   2002             2001
                                                  -------         --------
      Oil and gas sales                           $47,968         $120,638
      Oil and gas production expenses             $25,179         $ 25,214
      Barrels produced                                432              530
      Mcf produced                                 15,431           18,948
      Average price/Bbl                           $ 22.76         $  27.65
      Average price/Mcf                           $  2.47         $   5.59

      As shown in the table above, total oil and gas sales decreased $72,670 (60.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $48,000 was related to a decrease in the average price of gas sold and (ii) $20,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 98 barrels and 3,517 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period gas balancing adjustment on one well during the six months ended June 30, 2001, and
      (iii) the 1985-2 Program's receipt of a reduced percentage of sales on one well during the six months ended June 30, 2002 due to gas balancing. These decreases were partially offset by a positive prior period volume adjustment on another well during the six months ended June 30, 2002. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the 1985-2 Program. Average oil and gas prices decreased to $22.76 per barrel and $2.47 per Mcf, respectively, for the six months ended June 30, 2002 from $27.65 per barrel and $5.59 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the six months ended June 30, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 52.5% for the six months ended June 30, 2002 from 20.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,661 (55.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in the average prices of oil and gas sold and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 2.7% for the six months ended June 30, 2002 from 2.5% for the six months ended June 30, 2001.

      General and administrative expenses decreased $1,626 (7.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 41.5% for the six months ended June 30, 2002 from 17.8% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On July 31, 2002, Dyco mailed notice letters (the "Notices") to the limited partners of its election to terminate the Programs effective October 31, 2002 pursuant to the terms of the Partnership Agreements governing the Programs (the "Agreements") and the Minnesota Revised Limited Partnership Act (the "Act"). Copies of the Notices are attached to this Quarterly Report on Form 10-Q as Exhibits.

      As provided in the Agreements and under the Act, the Notices will cause dissolution of the Programs ninety (90) days from July 31, 2002, PROVIDED, HOWEVER, that the limited partners of the Programs may elect to reconstitute the Programs with new general partners as further described below. It is expected that Dyco as general partner will file a certificate dissolving the partnerships with the Minnesota Secretary of State on or about October 31, 2002 and, immediately thereafter, deregister the Programs with the Securities & Exchange Commission ("SEC").

      Upon dissolution, Dyco and its affiliates may, pursuant to the Agreements, withdraw their limited partner interests in any or all of the Programs' properties by taking their share of the Programs' properties in-kind. Dyco and its affiliates intend to avail themselves of this provision upon dissolution.

      As part of the dissolution process, Dyco will actively negotiate for the sale of the producing properties attributable to the remaining limited partners' interests. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that Dyco or its affiliates may participate in any public auction of the remaining properties and may be the successful high bidder on some or all of the properties.

      Following the sale of the remaining properties and the calculation of other assets and liabilities of the Programs, any net cash will be paid as a final liquidating distribution to all of the remaining partners in the Programs. It is expected that any such distribution will be made no later than December 31, 2002.

      As provided by the Act and the Agreements, a majority in interest of the limited partners may vote to reconstitute the Programs and continue its activities as a partnership with newly appointed general partners. Such a proposal will be presented to the limited partners upon the written request of limited partners representing at least ten (10%) percent of the Program's total units. Consideration of such a proposal would require that a proxy statement be filed with the SEC. As noted in the attached letter, Dyco and its affiliates own approximately 41% and 42%, respectively, of the units in the 1985-1 Program and 1985-2 Program. It is expected that they would vote "no" on any vote to reconstitute the Programs.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            20.1 Letter to the 1985-1 Program's limited partners dated July 31, 2002.

            20.2 Letter to the 1985-2 Program's limited partners dated July 31, 2002.

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the 1985-1 Program.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the 1985-2 Program.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1985-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1985-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)


                         BY: DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 5, 2002               By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 5, 2002               By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer